Form 10-K
period 2002-12-31
DAIMLERCHRYSLER MASTER OWNER TRUST
filed 2003-03-31
CIK 1177974

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002

                               -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from                    to                  .
                                     -----------------    -----------------


Commission file number    333-73570-03

                       DAIMLERCHRYSLER MASTER OWNER TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        State of Delaware                               26-6015118
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
 incorporation or organization)


  1201 Market Street, Wilmington, Delaware                      19801
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (248) 427-2565

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes       No    X .
    ---        ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

                                     PART I.


ITEM 1.  BUSINESS


DaimlerChrysler Master Owner Trust (the "Trust") was formed as a Delaware statutory trust pursuant to a Trust Agreement dated as of June 1, 2002 between DaimlerChrysler Wholesale Receivables LLC ("DCWR"), as Beneficiary and as Transferor, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as owner trustee of the Trust.

The assets of the Trust include a collateral certificate issued by CARCO Auto Loan Master Trust ("CARCO"), and transferred to the Trust by DCWR on June 11, 2002 (the "Collateral Certificate") and distributions on the Collateral Certificate. CARCO owns receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the "Receivables") purchased from DCWR and issues investor certificates representing fractional undivided interests in its assets which includes the Receivables. The Collateral Certificate transferred to the Trust is an investor certificate issued by CARCO and represents an allocable interest in the pool of CARCO Receivables.

The Trust was formed to issue auto dealer asset backed notes (the "Notes") secured by the Collateral Certificate and the allocable interest in the pool of CARCO Receivables the Collateral Certificate represents. The Trust does not have any officers, directors or employees. The Trust's administrator is DaimlerChrysler Services North America LLC ("DCS"). The Notes are issued in series pursuant to an Indenture dated as of June 1, 2002 between the Trust and The Bank of New York, as Indenture Trustee, as supplemented by supplemental indentures for each series of notes issued by the Trust.

The Trust has no employees.

The Securities and Exchange Commission maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet website is http://www.sec.gov.

The Trust's annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after such material is electronically filed with the SEC on the SEC's Internet website or at http://investor.chryslerfinancial.com.

ITEM 2.  PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.  LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Notes were issued by the Trust evidencing undivided interests in certain assets of the Trust:

ISSUE DATE            SERIES DESCRIPTION
MATURITY DATE         PRINCIPAL AMOUNT
-------------         ----------------
June 2002             Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A
Outstanding           $2.0 billion

November 2002         Floating Rate Auto Loan Dealer Asset Backed Notes, Series 2002-B
Outstanding           $1.0 billion


DaimlerChrysler Master Owner Trust (the "Trust") was formed as a Delaware statutory trust pursuant to a Trust Agreement dated as of June 1, 2002 between DaimlerChrysler Wholesale Receivables LLC ("DCWR"), as Beneficiary and as Transferor, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as owner trustee of the Trust.

The assets of the Trust include a collateral certificate issued by CARCO Auto Loan Master Trust ("CARCO"), and transferred to the Trust by DCWR on June 11, 2002 (the "Collateral Certificate") and distributions on the Collateral Certificate. CARCO owns receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the "Receivables") purchased from DCWR and issues investor certificates representing fractional undivided interests in its assets which includes the Receivables. The Collateral Certificate transferred to the Trust is an investor certificate issued by CARCO and represents an allocable interest in the pool of CARCO Receivables.

The Trust was formed to issue auto dealer asset backed notes (the "Notes") secured by the Collateral Certificate and the allocable interest in the pool of CARCO Receivables the Collateral Certificate represents. The Trust does not have any officers, directors or employees. The Trust's administrator is DaimlerChrysler Services North America LLC ("DCS"). The Notes are issued in series pursuant to an Indenture dated as of June 1, 2002 between the Trust and The Bank of New York, as Indenture Trustee, as supplemented by supplemental indentures for each series of notes issued by the Trust.

DCS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding certificates plus the required overcollateralization.

The Trust has no employees.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       DAIMLERCHRYSLER MASTER OWNER TRUST
                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                                DECEMBER 31, 2002
                            (in millions of dollars)




          ASSETS

          Collateral Certificate (Note 2)                           $ 4,280.7
                                                                    ---------

          TOTAL ASSETS                                              $ 4,280.7
                                                                    =========



          LIABILITIES AND EQUITY

          Asset Backed Notes (Notes 3 and 4)                        $ 3,000.0
          Seller's Subordinated Interest (Note 4)                     1,280.7
                                                                    ---------
          TOTAL LIABILITIES AND EQUITY                              $ 4,280.7
                                                                    =========













See Notes to Financial Statements

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (continued)

                       DAIMLERCHRYSLER MASTER OWNER TRUST
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
       For the period June 1, 2002 (inception) through December 31, 2002
                            (in millions of dollars)




      CASH RECEIPTS
      Proceeds from Sales of Investor Notes                          $ 3,000.0
      Collections of Interest                                             80.0
                                                                     ---------
      TOTAL CASH RECEIPTS                                              3,080.0
                                                                     ---------
      CASH DISBURSEMENTS

      Purchases of Collateral Certificate held by DCWR                 3,000.0
      Distributions of Interest                                           19.6
      Distributions of Residual Cash Flows to Servicer                    48.4
      Distributions of Servicer Fees                                      12.0
                                                                     ---------
      TOTAL CASH DISBURSEMENTS                                         3,080.0
                                                                     ---------
      CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                        0.0
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     0.0
                                                                     ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     0.0
                                                                     =========











See Notes to Financial Statements

                       DAIMLERCHRYSLER MASTER OWNER TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record provisions for credit losses on receivables, accrued interest receivable on the Collateral Certificate, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Servicing

DCS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding certificates plus the required overcollateralization.


NOTE 2 -- COLLATERAL CERTIFICATE

The assets of the Trust include a collateral certificate issued by CARCO and transferred to the Trust by DCWR, as well as distributions on the Collateral Certificate. CARCO owns receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the "Receivables") purchased from DCWR and issues investor certificates representing fractional undivided interests in its assets which includes the Receivables. The Collateral Certificate transferred to the Trust is an investor certificate issued by CARCO and represents an allocable interest in the pool of CARCO Receivables.


NOTE 3 -- SALES OF NOTES

The following Notes were issued by the Trust evidencing undivided interests in certain assets of the Trust:

  ISSUE                                                                                      PRINCIPAL AMOUNT
  DATE       SERIES DESCRIPTION                                                                (IN MILLIONS)
  ----       ------------------                                                              ----------------

   6/02      Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A                    $ 2,000.0
  11/02      Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B                    $ 1,000.0


NOTE 4 -- PRINCIPAL AND INTEREST PAYMENTS


       SERIES               INTEREST RATE        INTEREST PAYMENTS     PRINCIPAL PAYMENTS     MATURITY DATE(1)
       ------               -------------        -----------------     ------------------     ----------------
        02-A                LIBOR + 0.06%            Monthly                 ----------              05/2007
        02-B                LIBOR + 0.035%           Monthly                 ----------              11/2007

(1) The date listed is the Distribution Date on which the principal of the Notes is expected to be paid, however, the principal of the Notes may be paid earlier under certain circumstances described in the prospectus.

NOTE 4 -- PRINCIPAL AND INTEREST PAYMENTS (continued)

Certificates in excess of total investor's notes outstanding at December 31, 2002 is represented by the Seller's Subordinated Interest which consists of required overcollateralization and DCWR's beneficial interest in the Collateral Certificate. These balances were $.4 billion, and $.9 billion as of December 31, 2002, respectively.


NOTE 5 -- FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.


NOTE 6 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments

The estimated fair values of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows (in millions of dollars):


                                                    December 31,2002
                                                    ----------------

                                                Carrying             Fair
                                                 Amounts            Value
                                                 -------            -----
    Collateral Certificate                       $4,280.7        $4,280.7
    Asset Backed Notes                           $3,000.0        $3,000.0
    Seller's Subordinated Interest               $1,280.7        $1,294.1


Assumptions and Methodologies

The carrying value of the Collateral Certificate was assumed to approximate fair value since the underlying variable rate receivables are priced at current market rates.

The fair value of Asset Backed Notes was estimated using carrying value given the variable rate nature of the Notes.

The fair value of Seller's Subordinated Interest was estimated using discounted expected future cash flows for DCWR's beneficial interest in the Collateral Certificate, and the required overcollateralization was estimated at carrying value because the underlying variable rate receivables are priced at current market rates.

                          INDEPENDENT AUDITORS' REPORT


The Manager and Member
DaimlerChrysler Services North America LLC:


We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of the DaimlerChrysler Master Owner Trust (the "Trust") as of December 31, 2002 and the related statement of cash receipts and disbursements for the period June 1, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the DaimlerChrysler Master Owner Trust as of December 31, 2002, and its cash receipts and disbursements for the period June 1, 2002 (inception) through December 31, 2002 on the basis of accounting described in Note 1.



/s/ KPMG LLP

Detroit, Michigan
March 20, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.


                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11.  EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.


                                    PART IV.


ITEM 14.  CONTROLS AND PROCEDURES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.   Financial Statements

     Financial statements for DaimlerChrysler Master Owner Trust as follows:

     Statement of Assets, Liabilities and Equity Arising from Cash Transactions -- December 31, 2002 (page 4 of this report)

     Statement of Cash Receipts and Disbursements for the period June 1, 2002 (inception) through December 31, 2002 (page 5 of this report)

     Notes to Financial Statements (pages 6 -- 7 of this report)

     Independent Auditors' Report (page 8 of this report)

2.   Financial Statement Schedules

     All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.   Exhibits

     (a) The following exhibits are filed as a part of this report:

Exhibit No.
-----------

     3 -- A Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002.

     4 -- A Amended and Restated Pooling and Servicing Agreement among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Registration Statement on Form S-3, Registration Statement No. 333-73570 and incorporated herein by reference.

     4 -- B Series 2002-CC Supplement, dated as of June 1, 2002, to the Amended and Restated Pooling and Servicing Agreement (including form of collateral certificate) among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and The Bank of New York, as Trustee.

     4 -- C   Trust Agreement, dated as of June 1, 2002, between
              DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee.

     4 -- D Indenture, dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee.

     4 -- E Series 2002-A Indenture Supplement, dated as of June 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A).

     4 -- F Series 2002-B Indenture Supplement, dated as of November 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B).

     23       Consent of KPMG LLP.

     99 Chrysler Auto Receivables Company Annual Servicer's Certificate and Independent Accountants' Report

     99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     (b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2002:


   Date of Report                 Date Filed                      Item No.        Financial Statements
   --------------                 ----------                      --------        --------------------
   October 15, 2002               November 18, 2002               5               None
   November 15, 2002              November 25, 2002               5               None
   November 19, 2002              November 19, 2002               5, 7            None
   December 16, 2002              December 17, 2002               5               None


                       DAIMLERCHRYSLER MASTER OWNER TRUST



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DaimlerChrysler Master Owner Trust (Registrant)
                           By:   DaimlerChrysler Services North America LLC,
                                 as Servicer





Date:  March 26, 2003      By:     /s/  D. H. Olsen
                                   ----------------------------
                                   D. H. Olsen, Vice President
                                   and Chief Financial Officer

                                  CERTIFICATION

     I, D. H. Olsen, the Vice President and Chief Financial Officer of DaimlerChrysler Services North America LLC, the Servicer of DaimlerChrysler Master Owner Trust, certify that:

1. I have reviewed this annual report on Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of DaimlerChrysler Master Owner Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.



     Date:  March 26, 2003

                               /s/  D. H. Olsen
                               -------------------------------------------------
                               D. H. Olsen
                               Vice President and Chief Financial Officer
                               DaimlerChrysler Services North America LLC,
                               as Servicer of DaimlerChrylser Master Owner Trust



     Supplemental Information to be furnished with reports filed pursuant to
     Section 15 (d) of the Act By Registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.

                       DAIMLERCHRYSLER MASTER OWNER TRUST

                                  EXHIBIT INDEX

     Exhibit
     Number                  Description of Exhibit
     -------                 ----------------------

     3 -- A Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002.

     4 -- A Amended and Restated Pooling and Servicing Agreement among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Service North America LLC and The Bank of New York, as Trustee. Filed as
             Exhibit 4.1 to the Registration Statement on Form S-3, Registration Statement No. 333-73570 and incorporated herein by reference.

     4 -- B  Series 2002-CC Supplement, dated as of June 1, 2002, to the
             Amended and Restated Pooling and Servicing Agreement (including form of collateral certificate) among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and The Bank of New Your, as Trustee.

     4 -- C  Trust Agreement, dated as of June 1, 2002, between
             DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee.

     4 -- D Indenture, dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and Bank of New York, as Indenture Trustee.

     4 -- E Series 2002-A Indenture Supplement, dated as of June 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust, and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A).

     4 -- F Series 2002-B Indenture Supplement, dated as of November 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust, and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B).

     23      Consent of KPMG LLP.

     99 Chrysler Auto Receivables Company Annual Servicer's Certificate and Independent Accountants' Report

     99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)