Form 10-K
period 2003-12-31
DAIMLERCHRYSLER MASTER OWNER TRUST
filed 2004-03-30
CIK 1177974

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from_________to_________.

Commission file number 333-73570-03

DAIMLERCHRYSLER MASTER OWNER TRUST

(Exact name of registrant as specified in its charter)

State of Delaware	26-6015118

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

500 Stanton Christiana Drive, Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 427-2565

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S_K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART I.

ITEM 1. BUSINESS

DaimlerChrysler Master Owner Trust (the “Trust”) was formed as a Delaware statutory trust pursuant to a Trust Agreement dated as of June 1, 2002 between DaimlerChrysler Wholesale Receivables LLC (“DCWR”), as Beneficiary and as Transferor, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as owner trustee of the Trust.

The assets of the Trust include a collateral certificate issued by CARCO Auto Loan Master Trust (“CARCO”), and transferred to the Trust by DCWR on June 11, 2002 (the “Collateral Certificate”) and rights to a proportionate share of allocable cash flows from the CARCO Certificate (“Excess Receivables Cash Flows”). CARCO owns receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the “Receivables”) purchased from DCWR and issues investor certificates representing fractional undivided interests in its assets which includes the Receivables. The Collateral Certificate transferred to the Trust is an investor certificate issued by CARCO and represents an allocable interest in the pool of CARCO Receivables.

The Trust was formed to issue auto dealer asset backed notes (the “Notes”) secured by the Collateral Certificate and the allocable interest in the pool of CARCO Receivables the Collateral Certificate represents. The Trust does not have any officers, directors or employees. The Trust’s administrator is DaimlerChrysler Services North America LLC (“DCS”). The Notes are issued in series pursuant to an Indenture dated as of June 1, 2002 between the Trust and The Bank of New York, as Indenture Trustee, as supplemented by indentures for each series of notes issued by the Trust.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.

The Internet address for obtaining free of charge the Trust’s annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (as soon as reasonably practicable after such material is electronically filed with the SEC) is http://investor.chryslerfinancial.com.

ITEM 2. PROPERTIES

There is nothing to report with regard to this item.

ITEM 3. LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Notes evidencing undivided interests in certain assets of the Trust have been issued by the Trust during the period from inception though December 31, 2003:

Issue Date	Series Description
Maturity Date	Principal Amount
June 2002	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A
Outstanding	$2.0 billion

November 2002	Floating Rate Auto Loan Dealer Asset Backed Notes, Series 2002-B
Outstanding	$1.0 billion

March 2003	Floating Rate Auto Loan Dealer Asset Backed Notes, Series 2003-A
Outstanding	$1.5 billion

DaimlerChrysler Master Owner Trust (the “Trust”) was formed as a Delaware statutory trust pursuant to a Trust Agreement dated as of June 1, 2002 between DaimlerChrysler Wholesale Receivables LLC (“DCWR”), as Beneficiary and as Transferor, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as owner trustee of the Trust.

The assets of the Trust include a collateral certificate issued by CARCO Auto Loan Master Trust (“CARCO”), and transferred to the Trust by DCWR on June 11, 2002 (the “Collateral Certificate”) and rights to a proportionate share of allocable cash flows from the CARCO Certificate (“Excess Receivables Cash Flows”). CARCO owns receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the “Receivables”) purchased from DCWR and issues investor certificates representing fractional undivided interests in its assets which includes the Receivables. The Collateral Certificate transferred to the Trust is an investor certificate issued by CARCO and represents an allocable interest in the pool of CARCO Receivables.

The Trust was formed to issue auto dealer asset backed notes (the “Notes”) secured by the Collateral Certificate and the allocable interest in the pool of CARCO Receivables the Collateral Certificate represents. The Trust does not have any officers, directors or employees. The Trust’s administrator is DaimlerChrysler Services North America LLC (“DCS”). The Notes are issued in series pursuant to an Indenture dated as of June 1, 2002 between the Trust and The Bank of New York, as Indenture Trustee, as supplemented by indentures for each series of notes issued by the Trust.

DCS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding certificates plus the required overcollateralization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DAIMLERCHRYSLER MASTER OWNER TRUST
STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
ARISING FROM CASH TRANSACTIONS
(in millions of dollars)

	December 31,
	2003	2002
ASSETS
Collateral Certificate (Note 2)	$4,949.7	$3,296.7
Excess Receivables Cash Flows (Note 3)	2,763.9	984.0

TOTAL ASSETS	$7,713.6	$4,280.7

LIABILITIES AND EQUITY
Asset Backed Notes (Notes 5 and 6)	$4,500.0	$3,000.0
Sellers’ Subordinated Interest (Note 6)	3,213.6	1,280.7

TOTAL LIABILITIES AND EQUITY	$7,713.6	$4,280.7

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER MASTER OWNER TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
Year Ended December 31, 2003 and for the period June 1, 2002 (inception) through December 31, 2002
(in millions of dollars)

	2003	2002
CASH RECEIPTS
Proceeds from Sales of Investor Notes	$1,500.0	$3,000.0
Collections of Interest	288.5	80.0

TOTAL CASH RECEIPTS	1,788.5	3,080.0

CASH DISBURSEMENTS
Purchases of Collateral Certificate held by DCWR	1,500.0	3,000.0
Distributions of Interest	53.9	19.6
Distributions of Residual Cash Flows to Servicer	189.3	48.4
Distribution of Servicer Fees	45.3	12.0

TOTAL CASH DISBURSEMENTS	1,788.5	3,080.0

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS	0.0	0.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.0	0.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.0	$0.0

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER MASTER OWNER TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of DaimlerChrysler Master Owner Trust (“the Trust”) are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The primary differences from the accrual basis to the cash basis are that the financial statements do not record provisions for credit losses on receivables, accrued interest receivable on the Collateral Certificate, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

The financial information presented as of and for the period ended December 31, 2002 has been reclassified to conform to current period classifications, which reflect DCMOT’s rights to a proportionate share of allocable cash flows from the CARCO Certificate as a separate asset on the accompanying statements of assets, liabilities and equity.

Servicing

DaimlerChrysler Services North America LLC (“DCS”) services the receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the “Receivables”) included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding certificates plus the required overcollateralization.

NOTE 2 – COLLATERAL CERTIFICATE

The assets of the Trust include a collateral certificate issued by CARCO Auto Loan Master Trust (“CARCO”) and transferred to the Trust by DaimlerChrysler Wholesale Receivables LLC (“DCWR”), as well as distributions on the Collateral Certificate. CARCO owns Receivables purchased from DCWR and issues investor certificates representing fractional undivided interests in its assets which includes the Receivables. The Collateral Certificate transferred to the Trust is an investor certificate issued by CARCO and represents an allocable interest in the pool of CARCO Receivables.

NOTE 3 – EXCESS RECEIVABLES CASH FLOWS

Excess Receivables Cash Flows represent DCMOT’s rights to a proportionate share of allocable cash flows from the CARCO Certificate. The CARCO Certificate represents DCWR’s interest in the CARCO Receivables.

NOTE 4 – RELATED PARTIES

DCWR is owned 1% by Chrysler Auto Receivables Company and 99% by Chrysler Financial Receivables Corporation (“CFRC”). Chrysler Auto Receivables Company and CFRC are wholly owned subsidiaries of DCS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 5 – SALES OF NOTES

The following Notes evidencing undivided interests in certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2003:

Issue		Principal Amount
Date	Series Description	(in millions )
6/02	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A	$2,000.0
11/02	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B	$1,000.0
3/03	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A	$1,500.0

NOTE 6 – PRINCIPAL AND INTEREST PAYMENTS

Series	Interest Rate	Interest Payments	Principal Payments	Maturity Date (1)
02-A	LIBOR + 0.06%	Monthly		05/2007
02-B	LIBOR + 0.035%	Monthly		11/2007
03-A	LIBOR + 0.05%	Monthly		02/2008

(1)	The date listed is the Distribution Date on which the principal of the Notes is expected to be paid, however, the principal of the Notes may be paid earlier under certain circumstances described in the prospectus.

Certificates in excess of total investor’s notes outstanding at December 31, 2003 and 2002 are represented by the Seller’s Subordinated Interest which consists of required overcollateralization and Excess Receivables Cash Flows. These balances were $.4 billion, and $2.8 billion as of December 31, 2003 and $.3 billion, and $1.0 billion as of December 31, 2002, respectively.

NOTE 7 – FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts and estimated fair values of the Trust’s financial instruments were as follows (in millions of dollars):

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
Collateral Certificate	$4,949.7	$4,949.7	$3,296.7	$3,296.7
Excess Receivables Cash Flows	$2,763.9	$2,763.9	$984.0	$984.0
Asset Backed Notes	$4,500.0	$4,500.0	$3,000.0	$3,000.0
Seller’s Subordinated Interest	$3,213.6	$3,237.9	$1,280.7	$1,294.1

Assumptions and Methodologies

The carrying value of the Collateral Certificate and Excess Receivables Cash Flows was assumed to approximate fair value since the underlying variable rate receivables are priced at current market rates.

The fair value of Asset Backed Notes was estimated using carrying value given the variable rate nature of the Notes.

The fair value of Seller’s Subordinated Interest was estimated using discounted expected future cash flows.

NOTE 9 – SUBSEQUENT EVENT

On January 13, 2004, the Trust filed a final prospectus for the sale and issuance of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-A, in the aggregate amount of $1.0 billion. The transaction closed on January 16, 2004. The Trust utilized the proceeds to purchase additional investor certificates representing fractional undivided interests in the CARCO assets.

Independent Auditors’ Report

The Manager and Member
DaimlerChrysler Services North America LLC:

We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of DaimlerChrysler Master Owner Trust (the “Trust”) as of December 31, 2003 and 2002, and the related statements of cash receipts and disbursements for the year ended December 31, 2003 and the period June 1, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of DaimlerChrysler Master Owner Trust as of December 31, 2003 and 2002, and its cash receipts and disbursements for the year ended December 31, 2003 and the period June 1, 2002 (inception) through December 31, 2002 on the basis of accounting described in Note 1.

/s/ KPMG LLP

Detroit, Michigan
March 26, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART IV.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.	Financial Statements

Financial statements for DaimlerChrysler Master Owner Trust as follows:

Statements of Assets, Liabilities and Equity Arising from Cash Transactions – December 31, 2003 and 2002 (page 4 of this report)

Statements of Cash Receipts and Disbursements for the year ended December 31, 2003 and for the period June 1, 2002 (inception) through December 31, 2002 (page 5 of this report)

Notes to Financial Statements (pages 6 – 8 of this report)

Independent Auditors’ Report (page 9 of this report)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.	Exhibits

     (a) The following exhibits are filed as a part of this report:

Exhibit
Number	Description of Exhibit
3 – A	Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002. Filed as Exhibit 3-A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – A	Amended and Restated Pooling and Servicing Agreement, dated as of December 5, 2001, among DaimlerChysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Registration Statement on Form S-3, Registration Statement No. 333-73570 and incorporated herein by reference

4 – B	Series 2002-CC Supplement, dated as of June 1, 2002, to the Amended and Restated Pooling and Servicing Agreement (including form of collateral certificate) among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and The Bank of New York, as Trustee. Filed as Exhibit 4-B to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – C	Trust Agreement, dated as of June 1, 2002, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4-C to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – D	Indenture, dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4-D to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – E	Series 2002-A Indenture Supplement, dated as of June 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A). Filed as Exhibit 4-E to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – F	Series 2002-B Indenture Supplement, dated as of November 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B). Filed as Exhibit 4-F to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

Exhibit
Number	Description of Exhibit
4 – G	Series 2003-A Indenture Supplement, dated as of March 1, 2003, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A).

23	Consent of KPMG LLP.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	CARCO Annual Servicer’s Certificate and Independent Accountants’ Report.

99.2	DaimlerChrysler Master Owner Trust Annual Issuer’s Certificate.

     (b) The registrant filed the following reports on Form 8-K during the year ended December 31, 2003:

Date of Report	Date Filed	Item No.	Financial Statements
January 15, 2003	January 23, 2003	5 and 7	None
February 18, 2003	February 20, 2003	5 and 7	None
February 25, 2003	February 25, 2003	5 and 7	None
February 26, 2003	February 26, 2003	5 and 7	None
March 17, 2003	March 20, 2003	5 and 7	None
April 15, 2003	April 17, 2003	5 and 7	None
May 15, 2003	May 20, 2003	5 and 7	None
June 16, 2003	June 18, 2003	5 and 7	None
July 15, 2003	July 16, 2003	5 and 7	None
August 15, 2003	August 18, 2003	5 and 7	None
September 15, 2003	September 25, 2003	5 and 7	None
October 15, 2003	October 16, 2003	5 and 7	None
November 14, 2003	November 26, 2003	5 and 7	None
November 17, 2003	November 21, 2003	5 and 7	None
December 15, 2003	December 16, 2003	5 and 7	None

DAIMLERCHRYSLER MASTER OWNER TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Master Owner Trust (Registrant)
	By:	DaimlerChrysler Services North America LLC, as Servicer

Date: March 30, 2004	By:	/s/ Paul E. Knauss

Paul E. Knauss, Vice President and Chief Financial Officer

Supplemental Information to be furnished with reports filed pursuant to Section 15 (d) of the Act By Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER MASTER OWNER TRUST

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3 – A	Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002. Filed as Exhibit 3-A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – A	Amended and Restated Pooling and Servicing Agreement, dated as of December 5, 2001, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Service North America LLC and The Bank of New York, as Trustee. Filed as Exhibit 4.1 to the Registration Statement on Form S-3, Registration Statement No. 333-73570 and incorporated herein by reference.

4 – B	Series 2002-CC Supplement, dated as of June 1, 2002, to the Amended and Restated Pooling and Servicing Agreement (including form of collateral certificate) among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and The Bank of New York, as Trustee. Filed as Exhibit 4-B to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – C	Trust Agreement, dated as of June 1, 2002, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4-C to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – D	Indenture, dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4-D to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – E	Series 2002-A Indenture Supplement, dated as of June 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust, and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A). Filed as Exhibit 4-E to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4– F	Series 2002-B Indenture Supplement, dated as of November 1, 2002, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust, and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B). Filed as Exhibit 4-F to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4– G	Series 2003-A Indenture Supplement, dated as of March 1, 2003, to the Indenture dated as of June 1, 2002, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee (including form of Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A).

23	Consent of KPMG LLP.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	CARCO Annual Servicer’s Certificate and Independent Accountants’ Report.

99.2	DaimlerChrysler Master Owner Trust Annual Issuer’s Certificate.