Form 10-K
period 2004-12-31
DAIMLERCHRYSLER MASTER OWNER TRUST
filed 2005-03-31
CIK 1177974

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number     333-106332-02

DAIMLERCHRYSLER MASTER OWNER TRUST

(Exact name of registrant as specified in its charter)

State of Delaware	26-6015118

(State or other jurisdiction of incorporation	(I. R. S. Employer Identification No.)
or organization)

500 Stanton Christiana Drive, Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (248) 427-2625

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART I.

ITEM 1. BUSINESS

DaimlerChrysler Master Owner Trust (the “Trust”) is a Delaware statutory trust governed pursuant to the Amended and Restated Trust Agreement, dated as of December 16, 2004 (the “Trust Agreement”), between DaimlerChrysler Wholesale Receivables LLC, a Delaware limited liability company (“DCWR”), as beneficiary, and Chase Manhattan Bank USA, National Association, as owner trustee.

The Trust was formed to issue Auto Dealer Loan Asset Backed Notes (the “Notes”) secured by the assets of the Trust. The Trust does not have any officers, directors or employees. The Trust’s administrator is DaimlerChrysler Services North America LLC (“DCS”). The Notes are issued by the Trust in series pursuant to the Amended and Restated Indenture, dated as of December 16, 2004 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee, as supplemented by indenture supplements for each series of Notes.

The assets of the Trust currently securing the Notes consist primarily of wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements (the “Accounts”) with various motor vehicle dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include, among other things, (a) the Receivables existing in the Accounts at the close of business on November 30, 2004 (the “Initial Cut-Off Date”), (b) all Receivables generated in the Accounts from time to time after the Initial Cut-Off Date, as well as Receivables generated in any Accounts added to the Trust from time to time, but excluding receivables in any Accounts that are removed from the Trust from time to time after the Initial Cut-Off Date, (c) all funds collected or to be collected in respect of the Receivables, (d) all funds on deposit in certain trust accounts of the Trust, (e) any other credit or cash flow enhancement provided with respect to any particular series or class of Notes and (f) a security interest in the related vehicles and any other collateral security.

Prior to December 16, 2004, the Trust did not directly own the Receivables. Instead, the Trust owned an investor certificate (the “Collateral Certificate”), which represented a fractional undivided interest in the Receivables owned by the CARCO Auto Loan Master Trust (the “CARCO Trust”). The Receivables as of the Initial Cut-Off Date were purchased by the CARCO Trust from DCWR and were serviced by DCS pursuant to the Amended and Restated Pooling and Service Agreement, dated as of December 5, 2001, as amended on November 14, 2003 (the “Pooling and Servicing Agreement”), among DCWR, as seller, DCS, as servicer, and The Bank of New York, as trustee of the CARCO Trust. The Trust used the distributions received in respect of the Collateral Certificate to make payments on the Notes issued by the Trust, with each series of Notes being entitled only to its proportionate share of the distributions received in respect of the Collateral Certificate. The remaining interest in the CARCO Trust was represented by a certificate held by DCWR (the “CARCO Certificate”).

On December 16, 2004, the Trust transferred the Collateral Certificate to the CARCO Trust for cancellation in accordance with the Pooling and Servicing Agreement in exchange for all of the Receivables owned by the CARCO Trust as of the Initial Cut-Off Date and the CARCO Trust was dissolved. The CARCO Certificate was transferred from DCWR to the CARCO Trust for cancellation in accordance with the Pooling and Servicing Agreement.

Since December 16, 2004, The Trust has been using the amounts collected in respect of the Receivables to make payments on the Notes. The remaining interest in the assets of the Trust not otherwise allocable for the payment of security of the Notes is referred to as the “Seller’s Interest” and is owned by DCWR. Pursuant to the Sale and Servicing Agreement, dated as of December 16, 2004 (the “Sale and Servicing Agreement”), among DCWR, as seller, DCS, as servicer, and the Trust, DCWR is selling the Receivables to the Trust, and DCS is servicing the Receivables.

The Receivables sold by DCWR to the Trust were purchased by DCWR from DCS pursuant to the Second Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2004 (the “Receivables Purchase Agreement”), between DCS, as seller, and DCWR, as buyer.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.

ITEM 1. BUSINESS (continued)

The Internet address for obtaining free of charge the Trust’s annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (as soon as reasonably practicable after such material is electronically filed with the SEC) is http://investor.chryslerfinancial.com.

ITEM 2. PROPERTIES

There is nothing to report with regard to this item.

ITEM 3. LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Notes evidencing undivided interests in certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2004:

Issue Date	Series Description
Maturity Date	Principal Amount
June 2002	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A
May 2007	$2.0 billion

November 2002	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B
November 2007	$1.0 billion

March 2003	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A
February 2008	$1.5 billion

January 2004	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-A
January 2009	$1.0 billion

August 2004	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-B
August 2009	$1.0 billion

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

DaimlerChrysler Master Owner Trust (the “Trust”) is a Delaware statutory trust governed pursuant to the Amended and Restated Trust Agreement, dated as of December 16, 2004 (the “Trust Agreement”), between DaimlerChrysler Wholesale Receivables LLC, a Delaware limited liability company (“DCWR”), as beneficiary, and Chase Manhattan Bank USA, National Association, as owner trustee.

The Trust was formed to issue Auto Dealer Loan Asset Backed Notes (the “Notes”) secured by the assets of the Trust. The Trust does not have any officers, directors or employees. The Trust’s administrator is DaimlerChrysler Services North America LLC (“DCS”). The Notes are issued by the Trust in series pursuant to the Amended and Restated Indenture, dated as of December 16, 2004 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee, as supplemented by indenture supplements for each series of Notes.

The assets of the Trust currently securing the Notes consist primarily of wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements (the “Accounts”) with various motor vehicle dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include, among other things, (a) the Receivables existing in the Accounts at the close of business on November 30, 2004 (the “Initial Cut-Off Date”), (b) all Receivables generated in the Accounts from time to time after the Initial Cut-Off Date, as well as Receivables generated in any Accounts added to the Trust form time to time, but excluding receivables in any Accounts that are removed from the Trust from time to time after the Initial Cut-Off Date, (c) all funds collected or to be collected in respect of the Receivables, (d) all funds on deposit in certain trust accounts of the Trust, (e) any other credit or cash flow enhancement provided with respect to any particular series or class of Notes and (f) a security interest in the related vehicles and any other collateral security.

Prior to December 16, 2004, the Trust did not directly own the Receivables. Instead, the Trust owned an investor certificate (the “Collateral Certificate”), which represented a fractional undivided interest in the Receivables owned by the CARCO Auto Loan Master Trust (the “CARCO Trust”). The Receivables as of the Initial Cut-Off Date were purchased by the CARCO Trust from DCWR and were serviced by DCS pursuant to the Amended and Restated Pooling and Servicing Agreement, dated as of December 5, 2001, as amended on November 14, 2003 (the “Pooling and Servicing Agreement”), among DCWR, as seller, DCS, as servicer, and The Bank of New York, as trustee of the CARCO Trust. The Trust used the distributions received in respect of the Collateral Certificate to make payments on the Notes issued by the Trust, with each series of Notes being entitled only to its proportionate share of the distributions received in respect of the Collateral Certificate. The remaining interest in the CARCO Trust was represented by a certificate held by DCWR (the “CARCO Certificate”).

On December 16, 2004, the Trust transferred the Collateral Certificate to the CARCO Trust for cancellation in accordance with the Pooling and Servicing Agreement in exchange for all of the Receivables owned by the CARCO Trust as of the Initial Cut-Off Date and the CARCO Trust was dissolved. The CARCO Certificate was transferred from DCWR to the CARCO Trust for cancellation in accordance with the Pooling and Servicing Agreement.

Since December 16, 2004, the Trust has been using the amounts collected in respect of the Receivables to make payments on the Notes. The remaining interest in the assets of the Trust not otherwise allocable for the payment of security of the Notes is referred to as the “Seller’s Interest” and is owned by DCWR. Pursuant to the Sale and Servicing Agreement, dated as of December 16, 2004 (the “Sale and Servicing Agreement”), among DCWR, as seller, DCS, as servicer, and the Trust, DCWR is selling the Receivables to the Trust, and DCS is servicing the Receivables.

The Receivables sold by DCWR to the Trust were purchased by DCWR from DCS pursuant to the Second Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2004 (the “Receivables Purchase Agreement”), between DCS, as seller, and DCWR, as buyer.

DCS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding principal amounts of the Notes plus the required overcollateralization amounts of the Notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DAIMLERCHRYSLER MASTER OWNER TRUST
STATEMENTS OF ASSETS, LIABILITIES AND EQUITY
ARISING FROM CASH TRANSACTIONS
(in millions of dollars)

	December 31,
	2004	2003
ASSETS

Cash and Cash Equivalents	$10.8	$—

Collateral Certificate (Note 2)	—	4,949.7

Receivables (Note 2)	12,096.0	—

Excess Receivables Cash Flows (Note 3)	—	2,763.9

TOTAL ASSETS	$12,106.8	$7,713.6

LIABILITIES AND EQUITY

Asset Backed Notes (Notes 5 and 6)	$6,500.0	$4,500.0

Seller’s Subordinated Interest (Note 6)	—	3,213.6

Seller’s Interest (Note 6)	5,606.8	—

TOTAL LIABILITIES AND EQUITY	$12,106.8	$7,713.6

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER MASTER OWNER TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
Years Ended December 31, 2004 and 2003, and for the period June 1, 2002 (inception) through December 31, 2002
(in millions of dollars)

	2004	2003	2002
CASH RECEIPTS

Proceeds from Sales of Asset Backed Notes	$2,000.0	$1,500.0	$3,000.0
Collections of Interest	480.9	288.5	80.0

TOTAL CASH RECEIPTS	2,480.9	1,788.5	3,080.0

CASH DISBURSEMENTS

Purchases of Collateral Certificate held by DCWR	2,000.0	1,500.0	3,000.0
Distributions of Interest	84.4	53.9	19.6
Distributions of Residual Cash Flows to DCWR	322.5	189.3	48.4
Distribution of Servicer Fees	63.2	45.3	12.0

TOTAL CASH DISBURSEMENTS	2,470.1	1,788.5	3,080.0

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS	10.8	0.0	0.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.0	0.0	0.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10.8	$0.0	$0.0

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

DAIMLERCHRYSLER MASTER OWNER TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of DaimlerChrysler Master Owner Trust (“the Trust”) are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than the accounting principles generally accepted in the United States of America. The financial statements include receipts and disbursements that are settled by the Trust through the final payment date prior to the balance sheet date (“the Final Payment Date”) and cash receipts received by the Trust through the balance sheet date for settlement and disbursement on the first payment date following the balance sheet date.

The primary differences from the accrual basis to the cash basis are that the financial statements do not record provisions for credit losses on the Receivables, accrued interest on the Receivables and Collateral Certificate, or accrued interest payable on the Notes from the Final Payment Date to the balance sheet date.

Monthly Settlement

Disbursements owed by the Trust in respect of the Notes and amounts collected in respect of the Receivables to make payments on the Notes are settled by the Trust on a cash basis on each payment date. Disbursements owed by the Trust in respect of the Seller’s Interest and amounts collected in respect of the Receivables in excess of required payments on the Notes are settled on a net basis between the Trust and DCWR on each payment date.

Servicing

DaimlerChrysler Services North America LLC (“DCS”) services the receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the “Receivables”) included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding principal amounts of the Notes plus the required overcollateralization amounts of the Notes.

NOTE 2 – PRIMARY ASSETS OF TRUST

Subsequent to December 16, 2004, primary assets of the Trust include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements (the “Accounts”) with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on November 30, 2004 (the “Initial Cut-Off Date”), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of bonds issued by the Trust (each such series, a “Series”) and (e) a security interest in certain motor vehicles (the “Vehicles”) and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the “Collateral Security”) securing the Receivables. The term “Enhancement” shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of noteholders of such Series.

Prior to December 16, 2004, the primary assets of the Trust included a Collateral Certificate issued to CARCO Auto Loan Master Trust (“CARCO”) and transferred to the Trust by DaimlerChrysler Wholesale Receivables LLC (”DCWR”), as well as distributions of the Collateral Certificate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 3 – EXCESS RECEIVABLES CASH FLOWS

Prior to December 16, 2004, the Excess Receivables Cash Flows represented DCMOT’s rights to a proportionate share of allocable cash flows from the Receivables.

NOTE 4 – RELATED PARTIES

DCWR is owned 1% by Chrysler Auto Receivables Company and 99% by Chrysler Financial Receivables Corporation (“CFRC”). Chrysler Auto Receivables Company and CFRC are wholly owned subsidiaries of DCS.

NOTE 5 – SALES OF NOTES

The following Notes secured by certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2004:

Issue		Principal Amount
Date	Series Description	(in millions)
6/02	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A	$2,000.0
11/02	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B	$1,000.0
3/03	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A	$1,500.0
1/04	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-A	$1,000.0
8/04	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-B	$1,000.0

NOTE 6 – PRINCIPAL AND INTEREST PAYMENTS

Series	Interest Rate	Interest Payments	Principal Payments	Maturity Date (1)
02-A	LIBOR + 0.06%	Monthly		05/2007
02-B	LIBOR + 0.035%	Monthly		11/2007
03-A	LIBOR + 0.05%	Monthly		02/2008
04-A	LIBOR + 0.025%	Monthly		01/2009
04-B	LIBOR + 0.01%	Monthly		08/2009

(1)	The date listed is the Payment Date on which the principal of the Notes is expected to be paid, however, the principal of the Notes may be paid earlier under certain circumstances described in the prospectus.

Receivables in excess of the total investor’s Notes outstanding at December 31, 2004 are represented by the Seller’s Interest which consists of required overcollateralization and Excess Interest Due Seller. These balances were $.6 billion and $5.0 billion as of December 31, 2004.

Certificates in excess of total investor’s Notes outstanding at December 31, 2003 are represented by the Seller’s Subordinated Interest which consists of required overcollateralization and Excess Receivables Cash Flows. These balances were $.4 billion, and $2.8 billion as of December 31, 2003, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

The carrying amounts and estimated fair values of the Trust’s financial instruments were as follows (in millions of dollars):

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
Cash and Cash Equivalents	$10.8	$10.8	—	—
Collateral Certificate	—	—	$4,949.7	$4,949.7
Receivables	$12,096.0	$12.096.0	—	—
Excess Receivables Cash Flows	—	—	$2,763.9	$2,763.9
Asset Backed Notes	$6,500.0	$6,500.0	$4,500.0	$4,500.0
Seller’s Subordinated Interest	—	—	$3,213.6	$3,237.9
Seller’s Interest	$5,606.8	$5,628.0	—	—

Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The carrying value of the Receivables, Collateral Certificate, and Excess Receivables Cash Flows was assumed to approximate fair value since the underlying variable rate receivables are priced at current market rates.

The fair value of Asset Backed Notes was estimated using carrying value given the variable rate nature of the Notes.

The fair value of Seller’s Subordinated Interest and Seller’s Interest was estimated using discounted expected future cash flows.

Report of Independent Registered Public Accounting Firm

The Manager and Member
DaimlerChrysler Services North America LLC:

We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of DaimlerChrysler Master Owner Trust (the “Trust”) as of December 31, 2004 and 2003, and the related statements of cash receipts and disbursements for the years ended December 31, 2004 and 2003, and the period June 1, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of DaimlerChrysler Master Owner Trust as of December 31, 2004 and 2003, and its cash receipts and disbursements for the years ended December 31, 2004 and 2003, and the period June 1, 2002 (inception) through December 31, 2002, on the basis of accounting described in Note 1.

/s/ KPMG LLP

March 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 9B. OTHER INFORMATION

There is nothing to report with regard to this item.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11. EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

Financial statements for DaimlerChrysler Master Owner Trust as follows:

Statements of Assets, Liabilities and Equity Arising from Cash Transactions – December 31, 2004 and 2003 (page 6 of this report)

Statements of Cash Receipts and Disbursements for the years ended December 31, 2004, and 2003, and for the period June 1, 2002 (inception) through December 31, 2002 (page 7 of this report)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Notes to Financial Statements (pages 8 – 10 of this report)

Report of Independent Registered Public Accounting Firm (page 11 of this report)

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

4 – A
Sale and Servicing Agreement, dated as of December 16, 2004, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and DaimlerChrysler Master Owner Trust. Filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – B
Amended and Restated Trust Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – C
Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – D
Amended and Restated Series 2002-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.3 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – E
Amended and Restated Series 2002-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.4 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit
Number	Description of Exhibit
4 – F
Amended and Restated Series 2003-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.5 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – G
Amended and Restated Series 2004-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.6 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – H
Amended and Restated Series 2004-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.7 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – I
Amended and Restated Administration Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC, DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 99.3 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – J
Second Amended and Restated Purchase Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and DaimlerChrysler Services North America LLC. Filed as Exhibit 99.4 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – K
Program Amendment Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC, DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Master Owner Trust, Chase Manhattan Bank USA, National Association and The Bank of New York. Filed as Exhibit 99.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

23	Consent of KPMG LLP.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	DaimlerChrysler Master Owner Trust Annual Servicer’s Certificate and Independent Accountants’ Report.

99.2	DaimlerChrysler Master Owner Trust Annual Issuer’s Certificate.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

(b) See item 15(a) above.

(c) Not applicable.

DAIMLERCHRYSLER MASTER OWNER TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Master Owner Trust (Registrant)
	By:	DaimlerChrysler Services North America LLC, as Servicer

Date: March 24, 2005	By:	/s/ Paul E. Knauss

Paul E. Knauss, Vice President and Chief Financial Officer

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER MASTER OWNER TRUST

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3 – A
Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002. Filed as Exhibit 3-A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – A
Sale and Servicing Agreement, dated as of December 16, 2004, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Services North America LLC and DaimlerChrysler Master Owner Trust. Filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – B
Amended and Restated Trust Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – C
Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – D
Amended and Restated Series 2002-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.3 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – E
Amended and Restated Series 2002-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.4 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – F
Amended and Restated Series 2003-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.5 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – G
Amended and Restated Series 2004-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.6 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
4 – H
Amended and Restated Series 2004-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.7 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – I
Amended and Restated Administration Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC, DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 99.3 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – J
Second Amended and Restated Purchase Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and DaimlerChrysler Services North America LLC. Filed as Exhibit 99.4 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – K
Program Amendment Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC, DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Master Owner Trust, Chase Manhattan Bank USA, National Association and The Bank of New York. Filed as Exhibit 99.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

23	Consent of KPMG LLP.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	DaimlerChrysler Master Owner Trust Annual Servicer’s Certificate and Independent Accountants’ Report.

99.2	DaimlerChrysler Master Owner Trust Annual Issuer’s Certificate.