Form 10-K
period 2005-12-31
DAIMLERCHRYSLER MASTER OWNER TRUST
filed 2006-03-31
CIK 1177974

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended            December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number of issuing entity: 333-106332-02
DAIMLERCHRYSLER MASTER OWNER TRUST

(Exact name of issuing entity as specified in its charter)
DAIMLERCHRYSLER WHOLESALE RECEIVABLES LLC

(Exact name of depositor as specified in its charter)
DAIMLERCHRYSLER FINANCIAL SERVICES AMERICAS LLC

(Exact name of sponsor as specified in its charter)

State of Delaware	26-6015118

(Registrant’s State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

c/o Chase Manhattan Bank USA, National Association
500 Stanton Christiana Drive, Newark, Delaware	19713

(Address of registrant’s principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (248) 427-2565
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑.
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer: ☐       Accelerated Filer: ☐       Non-accelerated Filer:☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

PART I.
ITEM 1. BUSINESS
DaimlerChrysler Master Owner Trust (the “Trust”) is a Delaware statutory trust governed pursuant to the Amended and Restated Trust Agreement, dated as of December 16, 2004 (the “Trust Agreement”), between DaimlerChrysler Wholesale Receivables LLC, a Delaware limited liability company (“DCWR”), as beneficiary, and Chase Manhattan Bank USA, National Association, as owner trustee.
The Trust was formed to issue Auto Dealer Loan Asset Backed Notes (the “Notes”) secured by the assets of the Trust. The Trust does not have any officers, directors or employees. The Trust’s administrator is DaimlerChrysler Financial Services Americas LLC (“DCFS”), (successor to DaimlerChrysler Services North America LLC). The Notes are issued by the Trust in series pursuant to the Amended and Restated Indenture, dated as of December 16, 2004 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee, as supplemented by indenture supplements for each series of Notes.
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
Prior to December 16, 2004, the Trust did not directly own the Receivables. Instead, the Trust owned an investor certificate (the “Collateral Certificate”), which represented a fractional undivided interest in the Receivables owned by the CARCO Auto Loan Master Trust (the “CARCO Trust”). The Receivables as of the Initial Cut-Off Date were purchased by the CARCO Trust from DCWR and were serviced by DCFS pursuant to the Amended and Restated Pooling and Service Agreement, dated as of December 5, 2001, as amended on November 14, 2003 (the “Pooling and Servicing Agreement”), among DCWR, as seller, DCFS, as servicer, and The Bank of New York, as trustee of the CARCO Trust. The Trust used the distributions received in respect of the Collateral Certificate to make payments on the Notes issued by the Trust, with each series of Notes being entitled only to its proportionate share of the distributions received in respect of the Collateral Certificate. The remaining interest in the CARCO Trust was represented by a certificate held by DCWR (the “CARCO Certificate”).
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
Since December 16, 2004, the Trust has been using the amounts collected in respect of the Receivables to make payments on the Notes. The remaining interest in the assets of the Trust not otherwise allocable for the payment of security of the Notes is referred to as the “Seller’s Interest” and is owned by DCWR. Pursuant to the Sale and Servicing Agreement, dated as of December 16, 2004 (the “Sale and Servicing Agreement”), among DCWR, as seller, DCFS, as servicer, and the Trust, DCWR is selling the Receivables to the Trust, and DCFS is servicing the Receivables.
The Receivables sold by DCWR to the Trust were purchased by DCWR from DCFS pursuant to the Second Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2004 (the “Receivables Purchase Agreement”), between DCFS, as seller, and DCWR, as buyer.
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
ITEM 1A. RISK FACTORS
Registrant is an Asset Backed Issuer and may omit to disclose the information required by this item per General Instruction J.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There is nothing to report with regard to this item.
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
The following Notes evidencing undivided interests in certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2005:

Issue Date	Series Description
Maturity Date	Principal Amount
June 2002	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A
May 2005	$2.0 billion

November 2002	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B
November 2005	$1.0 billion

March 2003	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A
February 2006	$1.5 billion

January 2004	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-A
January 2007	$1.0 billion

August 2004	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-B
August 2007	$1.0 billion

April 2005	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2005-A
April 2008	$1.7 billion

July 2005	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2005-B
July 2007	$1.5 billion

December 2005	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2005-C
December 2008	$1.5 billion

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
DaimlerChrysler Master Owner Trust (the “Trust”) is a Delaware statutory trust governed pursuant to the Amended and Restated Trust Agreement, dated as of December 16, 2004 (the “Trust Agreement”), between DaimlerChrysler Wholesale Receivables LLC, a Delaware limited liability company (“DCWR”), as beneficiary, and Chase Manhattan Bank USA, National Association, as owner trustee.
The Trust was formed to issue Auto Dealer Loan Asset Backed Notes (the “Notes”) secured by the assets of the Trust. The Trust does not have any officers, directors or employees. The Trust’s administrator is DaimlerChrysler Financial Services Americas LLC (“DCFS”). The Notes are issued by the Trust in series pursuant to the Amended and Restated Indenture, dated as of
December 16, 2004 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee, as supplemented by indenture supplements for each series of Notes.
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
Prior to December 16, 2004, the Trust did not directly own the Receivables. Instead, the Trust owned an investor certificate (the “Collateral Certificate”), which represented a fractional undivided interest in the Receivables owned by the CARCO Auto Loan Master Trust (the “CARCO Trust”). The Receivables as of the Initial Cut-Off Date were purchased by the CARCO Trust from DCWR and were serviced by DCFS pursuant to the Amended and Restated Pooling and Servicing Agreement, dated as of December 5, 2001, as amended on November 14, 2003 (the “Pooling and Servicing Agreement”), among DCWR, as seller, DCFS, as servicer, and The Bank of New York, as trustee of the CARCO Trust. The Trust used the distributions received in respect of the Collateral Certificate to make payments on the Notes issued by the Trust, with each series of Notes being entitled only to its proportionate share of the distributions received in respect of the Collateral Certificate. The remaining interest in the CARCO Trust was represented by a certificate held by DCWR (the “CARCO Certificate”).
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
Since December 16, 2004, the Trust has been using the amounts collected in respect of the Receivables to make payments on the Notes. The remaining interest in the assets of the Trust not otherwise allocable for the payment of security of the Notes is referred to as the “Seller’s Interest” and is owned by DCWR. Pursuant to the Sale and Servicing Agreement, dated as of December 16, 2004 (the “Sale and Servicing Agreement”), among DCWR, as seller, DCFS, as servicer, and the Trust, DCWR is selling the Receivables to the Trust, and DCFS is servicing the Receivables.
The Receivables sold by DCWR to the Trust were purchased by DCWR from DCFS pursuant to the Second Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2004 (the “Receivables Purchase Agreement”), between DCFS, as seller, and DCWR, as buyer.
DCFS services the Receivables included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding principal amounts of the Notes plus the required overcollateralization amounts of the Notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There is nothing to report with regard to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DAIMLERCHRYSLER MASTER OWNER TRUST
STATEMENTS OF ASSETS, LIABILITIES AND SELLER’S INTEREST
ARISING FROM CASH TRANSACTIONS
(in millions of dollars)

	December 31,
	2005	2004
ASSETS

Cash and Cash Equivalents	$25.5	$10.8

Receivables (Note 2)	11,586.8	12,096.0

TOTAL ASSETS	$11,612.3	$12,106.8

LIABILITIES AND SELLER’S INTEREST

Asset Backed Notes (Notes 4 and 5)	$8,200.0	$6,500.0

Seller’s Interest (Note 5)	3,412.3	5,606.8

TOTAL LIABILITIES AND SELLER’S INTEREST	$11,612.3	$12,106.8

See Notes to Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
DAIMLERCHRYSLER MASTER OWNER TRUST
STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
(in millions of dollars)

	December 31
	2005	2004	2003
CASH RECEIPTS

Proceeds from Sales of Asset Backed Notes	$4,700.0	$2,000.0	$1,500.0
Principal Collections for Repayment of Notes	3,000.0
Collections of Interest	806.6	480.9	288.5

TOTAL CASH RECEIPTS	8,506.6	2,480.9	1,788.5

CASH DISBURSEMENTS

Repayment of Asset Backed Notes	3,000.0
Purchases of Receivables from DCWR	4,700.0	0.0	0.0
Purchases of Collateral Certificate from DCWR	0.0	2,000.0	1,500.0
Distributions of Interest	226.5	84.4	53.9
Distributions of Residual Cash Flows to DCWR	489.7	322.5	189.3
Distribution of Servicer Fees to DCFS	75.7	63.2	45.3

TOTAL CASH DISBURSEMENTS	8,491.9	2,470.1	1,788.5

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS	14.7	10.8	0.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10.8	0.0	0.0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25.5	$10.8	$0.0

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
The primary differences from the accrual basis to the cash basis are that the financial statements do not record provisions for credit losses on the Receivables, accrued interest on the Receivables, or accrued interest payable on the Notes from the Final Payment Date to the balance sheet date.
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
Servicing
DaimlerChrysler Financial Services Americas LLC (“DCFS”), (successor to DaimlerChrysler Services North America LLC) services the receivables arising from a portfolio of automobile dealer revolving floorplan financing agreements (the “Receivables”) included in the Trust for an annual fee of 1% of the outstanding required receivable balance which consists of the outstanding principal amounts of the Notes plus the required overcollateralization amounts of the Notes.
NOTE 2 – PRIMARY ASSETS OF TRUST
Subsequent to December 16, 2004, the primary assets of the Trust include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements (the “Accounts”) with automobile dealers to finance their automobile and light duty truck inventory. More specifically, the assets of the Trust include (a) certain Receivables existing under the accounts at the close of business on November 30, 2004 (the “Initial Cut-Off Date”), certain Receivables generated under the Accounts from time to time thereafter during the term of the Trust as well as certain Receivables generated under any Accounts added to the Trust from time to time (but excluding Receivables generated in any Accounts removed from time to time after the Initial Cut-Off Date), (b) all funds collected or to be collected in respect of such Receivables, (c) all funds on deposit in certain accounts of the Trust, (d) any Enhancement issued with respect to a series of bonds issued by the Trust (each such series, a “Series”) and (e) a security interest in certain motor vehicles (the “Vehicles”) and certain parts inventory, equipment, fixtures, service accounts and, in some cases, realty and/or a personal guarantee (collectively, the “Collateral Security”) securing the Receivables. The term “Enhancement” shall mean, with respect to any Series, any letter of credit, surety bond, cash collateral account, spread account, guaranteed rate agreement, maturity liquidity facility, tax protection agreement, interest rate swap agreement or other similar arrangement for the benefit of noteholders of such Series.
Prior to December 16, 2004, the primary assets of the Trust included a Collateral Certificate issued to CARCO Auto Loan Master Trust (“CARCO”) and transferred to the Trust by DaimlerChrysler Wholesale Receivables LLC (”DCWR”), as well as distributions of the Collateral Certificate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NOTE 3 – RELATED PARTIES
DCWR is owned 1% by Chrysler Auto Receivables Company and 99% by Chrysler Financial Receivables Corporation (“CFRC”). Chrysler Auto Receivables Company and CFRC are wholly owned subsidiaries of DCFS.
NOTE 4 – SALES OF NOTES
The following Notes secured by certain assets of the Trust have been issued by the Trust during the period from inception through December 31, 2005:

Issue		Principal Amount
Date	Series Description	(in millions )
6/02	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-A	$2,000.0

11/02	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2002-B	$1,000.0

3/03	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2003-A	$1,500.0

1/04	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-A	$1,000.0

8/04	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2004-B	$1,000.0

4/05	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2005-A	$1,700.0

7/05	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2005-B	$1,500.0

12/05	Floating Rate Auto Dealer Loan Asset Backed Notes, Series 2005-C	$1,500.0
NOTE 5 – PRINCIPAL AND INTEREST PAYMENTS

Series	Interest Rate	Interest Payments	Principal Payments	Maturity Date (1)
02-A	LIBOR + 0.06%	Monthly	—	Matured
02-B	LIBOR + 0.035%	Monthly	—	Matured
03-A	LIBOR + 0.05%	Monthly	—	02/2006
04-A	LIBOR + 0.025%	Monthly	—	01/2007
04-B	LIBOR + 0.01%	Monthly	—	08/2007
05-A	LIBOR + 0.05%	Monthly	—	04/2008
05-B	Commercial Paper Rate	Monthly	—	07/2007
05-C	LIBOR + 0.025%	Monthly	—	12/2008

(1)	The date listed is the Payment Date on which the principal of the Notes is expected to be paid, however, the principal of the Notes may be paid earlier under certain circumstances described in the prospectus.
Commercial Paper rate is the per annum rate equivalent to the weighted average of the per annum of the Commercial Paper Notes that are allocated to DCMOT.
Receivables in excess of the total investor’s Notes outstanding at December 31, 2005 and 2004 are represented by the Seller’s Interest which consists of required overcollateralization and Excess Interest Due Seller. These balances were $.8 billion and $2.6 billion as of December 31, 2005, and $.6 billion and $5.0 billion as of December 31, 2004, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NOTE 6 – FEDERAL INCOME TAXES
In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.
NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying amounts and estimated fair values of the Trust’s financial instruments were as follows (in millions of dollars):

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
Cash and Cash Equivalents	$25.5	$25.5	$10.8	$10.8
Receivables	$11,586.8	$11,586.8	$12,096.0	$12,096.0
Asset Backed Notes	$8,200.0	$8,200.0	$6,500.0	$6,500.0
Seller’s Interest	$3,412.3	$3,412.3	$5,606.8	$5,606.8
Assumptions and Methodologies
The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.
The carrying value of the Receivables and Seller’s Interest was assumed to approximate fair value since the underlying variable rate receivables are priced at current market rates.
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

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There is nothing to report with regard to this item.
ITEM 11. EXECUTIVE COMPENSATION
There is nothing to report with regard to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

Financial statements for DaimlerChrysler Master Owner Trust as follows:

Statements of Assets, Liabilities and Seller’s Interest Arising from Cash Transactions – December 31, 2005 and 2004 (page 7 of this report)

Statements of Cash Receipts and Disbursements for the years ended December 31, 2005, and 2004, and 2003 (page 8 of this report)

Notes to Financial Statements (pages 9 – 11 of this report)

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)
3. Exhibits
     The following exhibits are filed as a part of this report:

Exhibit
Number	Description of Exhibit
3 – A	Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002. Filed as Exhibit 3-A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – A	Sale and Servicing Agreement, dated as of December 16, 2004, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Financial Services Americas LLC and DaimlerChrysler Master Owner Trust. Filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – B	Amended and Restated Trust Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – C	Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – D	Amended and Restated Series 2003-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.5 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – E	Amended and Restated Series 2004-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.6 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – F	Amended and Restated Series 2004-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.7 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – G	Amended and Restated Administration Agreement, dated as of December 16, 2004, among DaimlerChrysler Financial Services Americas LLC, DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 99.3 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit
Number	Description of Exhibit
4 – H	Second Amended and Restated Purchase Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.4 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – I	Program Amendment Agreement, dated as of December 16, 2004, among DaimlerChrysler Financial Services Americas LLC, DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Master Owner Trust, Chase Manhattan Bank USA, National Association and The Bank of New York. Filed as Exhibit 99.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – J	Series 2005-A Indenture Supplement, dated as of April 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the Trust’s Current Report on Form 8-K dated April 26, 2005, and incorporated herein by reference.

4 – K	Series 2005-B Indenture Supplement, dated as of July 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the Trust’s Current Report on Form 8-K dated July 6, 2005, and incorporated herein by reference.

4 – L	Series 2005-C Indenture Supplement, dated as of December 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New Your, as Indenture Trustee. Filed as Exhibit 4 to the Trust’s Current Report on Form 8-K dated December 14, 2005, and incorporated herein by reference.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	DaimlerChrysler Master Owner Trust Annual Servicer’s Certificate, and Independent Accountants’ Report.

99.2	DaimlerChrysler Master Owner Trust Annual Issuer’s Certificate.
(b) See item 15(a) above.
(c) Not applicable.

DAIMLERCHRYSLER MASTER OWNER TRUST
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Master Owner Trust (Registrant)
	By:	DaimlerChrysler Financial Services Americas LLC, as Servicer

Date: March 24, 2006	By:	/s/ Paul E. Knauss

Paul E. Knauss, Vice President and Chief Financial Officer
Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.
No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER MASTER OWNER TRUST
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3 – A	Certificate of Trust of DaimlerChrysler Master Owner Trust dated June 6, 2002. Filed as Exhibit 3-A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

4 – A	Sale and Servicing Agreement, dated as of December 16, 2004, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Financial Services Americas LLC and DaimlerChrysler Master Owner Trust. Filed as Exhibit 99.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – B	Amended and Restated Trust Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – C	Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – D	Amended and Restated Series 2003-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.5 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – E	Amended and Restated Series 2004-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.6 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – F	Amended and Restated Series 2004-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.7 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – G	Amended and Restated Administration Agreement, dated as of December 16, 2004, among DaimlerChrysler Financial Services Americas LLC, DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 99.3 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
4 – H	Second Amended and Restated Purchase Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.4 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – I	Program Amendment Agreement, dated as of December 16, 2004, among DaimlerChrysler Financial Services Americas LLC, DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Master Owner Trust, Chase Manhattan Bank USA, National Association and The Bank of New York. Filed as Exhibit 99.1 to the Trust’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – J	Series 2005-A Indenture Supplement, dated as of April 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between Daimler Chrysler Master Owner Trust and The Bank of New Your, as Indenture Trustee. Filed as Exhibit 4 to the Trust’s Current Report on Form 8-K dated April 25, 2005, and incorporated herein by reference.

4 – K	Series 2005-B Indenture Supplement, dated as of July 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the Trust’s Current Report on Form 8-K dated July 6, 2005, and incorporated herein by reference.

4 –L	Series 2005-C Indenture Supplement dated as of December 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the Trust’s Current Report on Form 8-K dated December 14, 2005, and incorporated herein by reference.

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	DaimlerChrysler Master Owner Trust Annual Servicer’s Certificate, and Independent Accountants’ Report.

99.2	DaimlerChrysler Master Owner Trust Annual Issuer’s Certificate.