Form 10-K
period 2006-12-31
DAIMLERCHRYSLER MASTER OWNER TRUST
filed 2007-03-30
CIK 1177974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number of issuing entity: 333-120110-01
DAIMLERCHRYSLER MASTER OWNER TRUST

(Exact name of issuing entity as specified in its charter)
Commission file number of depositor: 333-120110
DAIMLERCHRYSLER WHOLESALE RECEIVABLES LLC

(Exact name of depositor as specified in its charter)
DAIMLERCHRYSLER FINANCIAL SERVICES AMERICAS LLC

(Exact name of sponsor as specified in its charter)

State of Delaware	26-6015118

(Issuing entity’s state or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.
of issuing entity)

c/o Deutsche Bank Trust Company Delaware 1011 Center Road, Suite 200, Wilmington, Delaware	19805

(Address of issuing entity’s principal executive offices)	(Zip Code)
Issuing entity’s telephone number, including area code  (302) 636-3305
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuing entity was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer: ☐     Accelerated Filer: ☐     Non-accelerated Filer: ☑
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
ITEM 1.BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2.PROPERTIES
ITEM 3.LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
ITEM 5. MARKET FOR ISSUING ENTITY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 1112(B) OF REGULATION AB: SIGNIFICANT OBLIGORS OF POOL ASSETS — FINANCIAL INFORMATION
ITEM 1114(B) (2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS — FINANCIAL INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS
ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVE INSTRUMENTS — FINANCIAL INFORMATION
ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS
ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA
ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)
SIGNATURES
EXHIBIT INDEX
EXHIBIT INDEX (continued)
Section 302 and Section 1350 Certifications
Report on Assessment of Compliance
Report on Assessment of Compliance
Attestation Report on Assessment of Compliance
Attestation Report on Assessment of Compliance
Servicer Compliance Statement

PART I.
ITEM 1. BUSINESS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 1A. RISK FACTORS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Registrant is an Asset Backed Issuer and thus is not an accelerated filer, a large accelerated filer or a well known seasoned issuer and is not required to disclose the information required by this item.
ITEM 2. PROPERTIES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 3. LEGAL PROCEEDINGS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.

PART II.
ITEM 5. MARKET FOR ISSUING ENTITY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 6. SELECTED FINANCIAL DATA
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
ITEM 11. EXECUTIVE COMPENSATION
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item.
PURSUANT TO GENERAL INSTRUCTION J (2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED AS REGISTRANT IS AN ASSET BACKED ISSUER:
ITEM 1112(B) OF REGULATION AB: SIGNIFICANT OBLIGORS OF POOL ASSETS – FINANCIAL INFORMATION
There is nothing to report with respect to this item.
ITEM 1114(B) (2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS – FINANCIAL INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS
There is nothing to report with respect to this item.
ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVE INSTRUMENTS – FINANCIAL INFORMATION
There is nothing to report with respect to this item.
ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS
There is nothing to report with respect to this item.
ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information responding to this item is included in the prospectus filed with Registration Statement No. 333-120110-01 and is incorporated by reference.
ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA
This information responding to this item is attached as Exhibit 33.
ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT
The information responding to this item is attached as Exhibit 35.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1) Financial Statements
     Not applicable.
(2) Financial Statement Schedules
     Not applicable.
(3) Exhibits

Exhibit
Number	Description of Exhibit
3 – A	Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to the registrant’s Post-Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

3 – B	Limited Liability Company Agreement of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.2 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

3 – C	Certificate of Trust for DaimlerChrysler Master Owner Trust. Filed as Exhibit 3.3 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

4 – A	Amended and Restated Trust Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association (the predecessor to Deutsche Bank Trust Company Delaware), as Owner Trustee. Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – B	Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 –C	Amended and Restated Series 2003-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit
Number	Description of Exhibit
4 – D	Amended and Restated Series 2004-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – E	Amended and Restated Series 2004-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – F	Series 2005-A Indenture Supplement, dated as of April 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated April 25, 2005, and incorporated herein by reference.

4 – G	Series 2005-B Indenture Supplement, dated as of July 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated July 6, 2005, and incorporated herein by reference.

4 – H	Series 2005-C Indenture Supplement dated as of December 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated December 14, 2005, and incorporated herein by reference.

4 – I	Series 2006-A Indenture Supplement, dated as of November 1, 2006, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 28, 2006, and incorporated herein by reference.

4 – J	Amended and Restated Administration Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC (the predecessor in interest to DaimlerChrysler Financial Services Americas LLC), DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – K	Second Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and DaimlerChrysler Services North America LLC (the predecessor in interest to DaimlerChrysler Financial Services Americas LLC). Filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)

Exhibit
Number	Description of Exhibit
4 — L	Program Amendment Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC, (the predecessor in interest to DaimlerChrysler Financial Services Americas LLC) DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Master Owner Trust, Chase Manhattan Bank USA, National Association (the predecessor to Deutsche Bank Trust Company Delaware as owner trustee) and The Bank of New York. Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

31	Certification of DaimlerChrysler Financial Services Americas LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

33 — A	Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

33 — B	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34 — A	Attestation Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

34 — B	Attestation Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

35	Servicer Compliance Statement.

99 – A	Amended and Restated Sale and Servicing Agreement, dated as of November 28, 2006, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Financial Services Americas LLC and DaimlerChrysler Master Owner Trust. Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 28, 2006, and incorporated herein by reference.

99 – B	Agreement of Assumption, dated as of January 1, 2006, among DaimlerChrysler Master Owner Trust, DaimlerChrysler Services North America LLC, Daimler Chrysler Financial Services Americas LLC and The Bank of New York. Filed as Exhibit 99.5 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

99 – C	Instrument of Removal and Appointment of Owner Trustee, dated as of September 22, 2006 among the DaimlerChrysler Wholesale Receivables LLC, Chase Bank USA, National Association, and Deutsche Bank Trust Company Delaware. Filed as Exhibit 99.6 to the registrant’s Post- Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.
(b) See item 15(a) (3) above.
(c) Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Master Owner Trust
	By:	DaimlerChrysler Financial Services Americas LLC, as Depositor

Date: March 23, 2007	By:	/s/ K.E. MIDDLEBROOKS
K. E. Middlebrooks, Vice President and Chief Financial Officer
Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrant which have not registered securities pursuant to Section 12 of the Act.
No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER MASTER OWNER TRUST
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3 – A	Certificate of Formation of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.1 to the registrant’s Post-Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

3 – B	Limited Liability Company Agreement of DaimlerChrysler Wholesale Receivables LLC. Filed as Exhibit 3.2 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

3 – C	Certificate of Trust for DaimlerChrysler Master Owner Trust. Filed as Exhibit 3.3 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

4 – A	Amended and Restated Trust Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and Chase Manhattan Bank USA, National Association (the predecessor to Deutsch Bank Trust Company Delaware), as Owner Trustee. Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – B	Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – C	Amended and Restated Series 2003-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Files as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – D	Amended and Restated Series 2004-A Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – E	Amended and Restated Series 2004-B Indenture Supplement, dated as of December 16, 2004, to the Amended and Restated Indenture, dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – F	Series 2005-A Indenture Supplement, dated as of April 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between Daimler Chrysler Master Owner Trust and The Bank of New Your, as Indenture Trustee. Filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated April 25, 2005, and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
4 – G	Series 2005-B Indenture Supplement, dated as of July 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated July 6, 2005, and incorporated herein by reference.

4 – H	Series 2005-C Indenture Supplement dated as of December 1, 2005, to the Amended and Restated Indenture dated as of December 16, 2004, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated December 14, 2005, and incorporated herein by reference

4 – I	Series 2006-A Indenture Supplement, dated as of November 1, 2006, between DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 28, 2006, and incorporated herein by reference.

4 – J	Amended and Restated Administration Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC (the predecessor in interest to DaimlerChrysler Financial Services Americas LLC), DaimlerChrysler Master Owner Trust and The Bank of New York, as Indenture Trustee. Filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 – K	Second Amended and Restated Purchase Agreement, dated as of December 16, 2004, between DaimlerChrysler Wholesale Receivables LLC and DaimlerChrysler Services North America LLC (the predecessor in interest to DaimlerChrysler Financial Services Americas LLC). Filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

4 –L	Program Amendment Agreement, dated as of December 16, 2004, among DaimlerChrysler Services North America LLC (the predecessor in interest to DaimlerChrysler Financial Services Americas LLC), DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Master Owner Trust, Chase Manhattan Bank USA, National Association (the predecessor to Deutsche Bank Trust Company Delaware as owner trustee) and The Bank of New York. Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 16, 2004, and incorporated herein by reference.

31	Certification of DaimlerChrysler Financial Services Americas LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

33 –A	Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

33 –B	Report on Assessment of Compliance with Servicing Criteria for the Bank of New York.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
34 –A	Attestation Report on Assessment of Compliance with Servicing criteria for DaimlerChrysler Financial Services Americas LLC.

34 –B	Attestation Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

35	Servicer Compliance Statement.

99 – A	Amended and Restated Sale and Servicing Agreement, dated as of November 28, 2006, among DaimlerChrysler Wholesale Receivables LLC, DaimlerChrysler Financial Services Americas LLC and DaimlerChrysler Master Owner Trust. Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 28, 2006, and incorporated herein by reference.

99 – B	Agreement of Assumption, dated as of January 1, 2006, among DaimlerChrysler Master Owner Trust, Daimler Chrysler Services North America LLC, DaimlerChrysler Financial Services Americas LLC and The Bank of New York. Filed as Exhibit 99.5 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.

99 – C	Instrument of Removal and Appointment of Owner Trustee, dated as of September 22, 2006 among the Daimler Chrysler Wholesale Receivables LLC, Chase Bank USA, National Association, and Deutsche Bank Trust Company Delaware. Filed as Exhibit 99.6 to the registrant’s Post-Effective Amendment No. 3 to Form S-3 Registration Statement filed on October 27, 2006, and incorporated herein by reference.